Form 10-K
period 2025-12-31
Benchmark 2021-B29 Mortgage Trust
filed 2026-03-18
CIK 1880187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of The Domain Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Trimont LLC is the primary servicer of The Domain Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of The Domain Mortgage Loan from March 1, 2025 to December 31, 2025. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of The Domain Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include The Domain Mortgage Loan and the One SoHo Square Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Trimont LLC as primary servicer of The Domain Mortgage Loan on and after March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Trimont LLC as primary servicer of The Domain Mortgage Loan on and after March 1, 2025 and K-Star Asset Management LLC as special servicer of the One SoHo Square Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank Trust Company, National Association, as trustee and certificate administrator, and U.S. Bank National Association, as custodian.

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

33.21      K-Star Asset Management LLC, as Special Servicer of the One SoHo Square Mortgage Loan

33.22      U.S. Bank Trust Company, National Association, as Trustee of the One SoHo Square Mortgage Loan

33.23      U.S. Bank National Association, as Custodian of the One SoHo Square Mortgage Loan (see Exhibit 33.22)

33.24      Pentalpha Surveillance LLC, as Operating Advisor of the One SoHo Square Mortgage Loan

33.25      Wells Fargo Bank, National Association, as Primary Servicer of The Domain Mortgage Loan prior to March 1, 2025

33.26      Trimont LLC, as Primary Servicer of The Domain Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

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

34.21      K-Star Asset Management LLC, as Special Servicer of the One SoHo Square Mortgage Loan

34.22      U.S. Bank Trust Company, National Association, as Trustee of the One SoHo Square Mortgage Loan

34.23      U.S. Bank National Association, as Custodian of the One SoHo Square Mortgage Loan (see Exhibit 34.22)

34.24      Pentalpha Surveillance LLC, as Operating Advisor of the One SoHo Square Mortgage Loan

34.25      Wells Fargo Bank, National Association, as Primary Servicer of The Domain Mortgage Loan prior to March 1, 2025

34.26      Trimont LLC, as Primary Servicer of The Domain Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

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

35.7        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2 Washington Mortgage Loan (see Exhibit 35.1)

35.8        LNR Partners, LLC, as Special Servicer of the 2 Washington Mortgage Loan (see Exhibit 35.2)

35.9        KeyBank National Association, as Primary Servicer of the One SoHo Square Mortgage Loan

35.10      K-Star Asset Management LLC, as Special Servicer of the One SoHo Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.11      Wells Fargo Bank, National Association, as Primary Servicer of The Domain Mortgage Loan prior to March 1, 2025

35.12      Trimont LLC, as Primary Servicer of The Domain Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

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

Date: March 18, 2026